Form 10-Q
period 1996-03-31
SENTINEL FINANCIAL CORP
filed 1996-05-15
CIK 912959

Holding Company Docket Number H-2215




                       OFFICE OF THRIFT SUPERVISION
                         DEPARTMENT OF THE TREASURY
                          Washington, D.C.  20552

                    For the Quarter Ended March 31, 1996

                         ____________________________

                          Current Report H-(b)11

                        _____________________________


Filed pursuant to Section 10(b)(2) of the Home Owners' Loan Act of 1933, as amended and 12 C.F.R. Section 584.1(a).



Sentinel Financial Corporation
__________________________________________________________________________
Legal Name of Registrant


Delaware
__________________________________________________________________________
State or Other Jurisdiction of Incorporation or Organization


1001 Walnut Street, Kansas City, Missouri             64106
__________________________________________________________________________
Address of Principal Executive Office                 Zip Code



John F. Breyer, Jr., Esq.
Breyer & Aguggia
601 13th Street, N.W.
Suite 1120 South
Washington D.C.  20005
__________________________________________________________________________
Name and Address of Person to Whom Communications are to be Sent

                               CERTIFICATION


Pursuant to the requirements of Section 10(b)(2) of the Home Owners' Loan Act of 1933, as amended, the Registrant making this Current Report has caused this filing to be signed on its behalf by the undersigned, duly authorized.

                       SENTINEL FINANCIAL CORPORATION


The undersigned principal executive or principal financial officer of the Registrant making this Current Report acknowledges and certifies that the information contained herein, including forms or exhibits checked or listed below, has been carefully reviewed, and that such information is true, correct, and complete (to the best of his knowledge and belief).

Included:


________  Form 1:        Subsidiaries of Registrant
________  Form 2:        Investment in Savings Associations or SLHCs
________  Form 3:        Multiple SLHC Investments
________  Form 4(a):     Directors, Officers, Partners, Trustees, and Others
________  Form 4(b):     Partnership/Contribution of Capital
________  Form 4(c):     Trust/Beneficial Interest
________  Form 5:        Investment in Nonaffiliated Thrifts or SLHCs
________  Form 6:        Interlocking Directors and Officers - Voting Rights
                         of a Mutual Association
________  Form 7:        Interlocking Directors and Officers - Control or
                         Managerial Influence
________  Form 8:        Classification of Registrant
________  Form 9:        Dividend Summary
________  Form 10:       Taxes
________  Form 11:       Debt or Borrowings Secured by Pledge of
                         Nonwithdrawable Stock
________  Form 12:       Increase in Amount of Securities Outstanding
________  Form 13:       Treasury Stock
   X      Other          Form 10-Q for March 31, 1996
________


                                     Attest:

_______________________________      ___________________________________
Craig D. Laemmli                     John C. Spencer
President                            Corporate Secretary
Sentinel Financial Corporation       Sentinel Financial Corporation


                                       Date:     May 14, 1996
                                             ______________________________

                       OFFICE OF THRIFT SUPERVISION
                        DEPARTMENT OF THE TREASURY
                          Washington, D.C.  20552

                                 FORM 10-Q
(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 X   ACT OF 1934
___
                                     OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

___ ACT OF 1934

For the transition period from _________________ to ________________________

For Quarter Ended                               Office of Thrift Supervision
March 31, 1996                                  Docket Number: 02020

                       Sentinel Financial Corporation
                       ______________________________
           (Exact name of registrant as specified in its charter)

   United States                                           43-1656550
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                           Identification No.)

    1001 Walnut  Kansas City, MO                              64106
_______________________________________                  ______________
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code:  (816) 474-9800
                                                     _________________
__________________________________________________________________________
           Former name, former address and former fiscal year,
                       if changed since last report.

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                            Yes  X   No
                                                          ____      ____

                Number of shares outstanding of common stock
                       as of  May 14, 1996

$.01 Par Value Common Stock                                   492,294
______________________________                               ____________
        Class                                                 Outstanding

                                 FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                     OR

(  )      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

for the transition period from ____________________ to ______________________
Commission File Number        0-22838
                       ______________________

                       SENTINEL FINANCIAL CORPORATION
                     _________________________________
  DELAWARE                                              43-1656550
_______________                                       _____________
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


1001 Walnut, Kansas City, Missouri                         64106
_______________________________________                 __________
(Address of Principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code .. (816) 474-9800
                                                     ________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
   _____        ____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1996 $.01 par value 492,294 common
shares.                _____________                 _________

                      SENTINEL FINANCIAL CORPORATION

                                   INDEX


                                                           Page Number
                                                          _____________
PART I - CONSOLIDATED FINANCIAL INFORMATION

Consolidated Balance Sheets at
March 31, 1996 (Unaudited) and
June 30, 1995                                                   1-2

Consolidated Statements of Income
for the Three and Nine Months Ended March 31, 1996
and 1995 (Unaudited)                                            3-4

Consolidated Statements of Stockholders'
Equity for the Nine Months ended March 31, 1996
(Unaudited)                                                     5

Consolidated Statements of Cash Flows
for the Nine Months Ended March 31, 1996
and 1995 (Unaudited)                                            6-7

Notes to Consolidated Financial
Statements (Unaudited)                                         8-9

Management's Discussion and Analysis of
Financial Condition and Results of Operations                 10-18


Part II - OTHER INFORMATION                                     19


SIGNATURES                                                      20

               SENTINEL FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


ASSETS                                   MARCH 31, 1996      JUNE 30, 1995
                                          (Unaudited)
CASH AND CASH EQUIVALENTS                 $4,317,812            $3,748,119
INVESTMENT SECURITIES
      - HELD TO MATURITY                   1,999,496             2,498,094
      - AVAILABLE FOR SALE                 1,093,125             1,082,814
CAPITAL STOCK OF FEDERAL HOME
       LOAN BANK, At cost                  1,885,500             1,848,300
MORTGAGE-BACKED SECURITIES
         - HELD TO MATURITY               55,423,644            68,940,693
ASSETS HELD FOR SALE, Net                    799,991               773,026
LOANS RECEIVABLE, net                     81,321,335            80,956,440
PREMISES AND EQUIPMENT, net                  777,697               790,241
ACCRUED INTEREST RECEIVABLE                  977,891             1,034,296
DEFERRED INCOME TAXES                         73,494                77,000
OTHER ASSETS                                  55,579               165,147
TOTAL ASSETS                            $148,725,564          $161,914,170
LIABILITIES AND STOCKHOLDERS'
   EQUITY
LIABILITIES:
DEPOSITS                                $125,558,567          $126,439,826
ADVANCE PAYMENTS BY BORROWERS
   FOR TAXES AND INSURANCE                   778,826             1,352,340
INCOME TAXES PAYABLE                          32,345               751,426
ACCRUED AND OTHER LIABILITIES                834,372               905,345
ADVANCES FROM FEDERAL HOME LOAN BANK      10,000,000            21,850,000
TOTAL LIABILITIES                        137,204,110           151,298,937
COMMITMENTS AND CONTINGENT
   LIABILITIES
STOCKHOLDERS' EQUITY:
PREFERRED STOCK, NO PAR, 500,000
 SHARES AUTHORIZED, NO SHARES
  ISSUED OR OUTSTANDING                         -                       -
COMMON STOCK, $.01 PAR VALUE,
     2,000,000 SHARES
AUTHORIZED, 513,423 SHARES ISSUED               5,134                5,134
ADDITIONAL PAID-IN CAPITAL                  4,602,678            4,602,678
RETAINED EARNINGS-SUBSTANTIALLY
     RESTRICTED                             7,127,556            6,299,468
UNREALIZED LOSS ON INVESTMENT
  SECURITIES - AVAILABLE FOR SALE,
        net of tax                             (2,628)              (9,433)
UNEARNED COMPENSATION-EMPLOYEE STOCK
         OWNERSHIP PLAN                      (173,036)            (206,114)
UNEARNED COMPENSATION-MANAGEMENT
         RECOGNITION PLANS                    (38,250)             (76,500)


                                      -1-
TOTAL STOCKHOLDERS' EQUITY                 11,521,454           10,615,233
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                              $148,725,564         $161,914,170


                               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SENTINEL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME

                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                     MARCH 31              MARCH 31
                                1996          1995     1996         1995
                                   (Unaudited)             (Unaudited)
INTEREST INCOME:
LOANS RECEIVABLE            $1,639,895   $1,462,691  $4,897,768  $4,238,960
MORTGAGE-RELATED
  ECURITIES                    947,411    1,069,739   3,051,649   3,060,724
INVESTMENT SECURITIES           69,451       74,676     221,234     236,469
OTHER INTEREST-CASH AND
   CASH EQUIVALENTS             37,403       17,222      95,489      44,445

  TOTAL INTEREST INCOME      2,694,160    2,624,328   8,266,140   7,580,598

INTEREST EXPENSE:
DEPOSITS                     1,679,600    1,579,748   5,132,431   4,617,971
ADVANCES FROM FEDERAL
  HOME LOAN BANK AND
  OTHER INTEREST EXPENSE        56,692      295,044     597,087     718,170

    TOTAL INTEREST EXPENSE  1,736,292    1,874,792   5,729,518    5,336,141

NET INTEREST INCOME           957,868      749,536   2,536,622    2,244,457
PROVISION FOR LOSSES ON
   LOANS                            0            0           0            0

NET INTEREST INCOME AFTER
   PROVISION FOR LOSSES
   ON LOANS                   957,868      749,536    2,536,622   2,244,457

OTHER INCOME:
INSURANCE COMMISSIONS           6,353       15,685       25,624      86,216
GAIN ON SALE OF LOANS
   HELD FOR SALE, NET          34,906        5,900      117,252      12,135
LOAN SERVICING AND OTHER
   FEES, NET                   35,770       29,566       96,858      92,206
OTHER                          60,647       32,323      133,403      68,246

     TOTAL OTHER INCOME       137,676       83,474      373,137     258,803

OTHER EXPENSE:
SALARIES AND EMPLOYEE
   BENEFITS                   342,482      311,680      965,769     928,261
FEDERAL INSURANCE PREMIUMS     91,128       95,315      276,709     317,178
PROFESSIONAL AND OTHER
   OUTSIDE SERVICES           166,497       94,021      326,544     237,894
OCCUPANCY OF PREMISES          70,793       77,354      197,065     204,038



                                      -3-
PROVISION FOR (RECOVERY OF)
 LOSSES ON REAL ESTATE
   OWNED                            0            0            0           0

OFFICE SUPPLIES AND RELATED
 EXPENSES                      35,943       38,153      113,276     102,145

LOCOM ADJUSTMENT ON
  PREMISES AND EQUIPMENT      242,000            0      242,000           0
OTHER, NET                    292,257       48,012      420,515     131,526

     TOTAL OTHER EXPENSES   1,241,100     664,535     2,541,878   1,921,042

INCOME (LOSS) BEFORE
 INCOME TAX EXPENSE,
 EXTRAORDINARY ITEMS
 AND CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING
 PRINCIPLE                   (145,556)    168,475       367,881     582,218
INCOME TAX EXPENSE
  (BENEFIT)                  (657,727)     32,439      (460,207)    178,251

INCOME BEFORE CUMULATIVE
 EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE         512,171     136,036       828,088     403,967

CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING
 PRINCIPLE                          0           0             0      27,000

NET INCOME                    512,171    $136,036      $828,088    $430,967

INCOME BEFORE CUMULATIVE
 EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE           $1.04      $ 0.28         $1.69       $0.84

CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING
 PRINCIPLE                                                            $0.06

NET INCOME                       1.04       $0.28         $1.69       $0.90

WEIGHTED AVERAGE SHARES
 OUTSTANDING                  490,583     481,669       488,800     479,643




               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                          SENTINEL FINANCIAL CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           (Unaudited)

                                                           NET
                                                        UNREALIZED
                                                          LOSS ON       UNEARNED
                                                         RETAINED     INVESTMENT  COMPENSATION
                                            ADDITIONAL   EARNINGS-    SECURITIES    UNEARNED       MANAGEMENT         TOTAL
                             COMMON STOCK    PAID-IN   SUBSTANTIALLY   AVAILABLE  COMPENSATION    RECOGNITION     STOCKHOLDERS'
                           SHARES    AMOUNT  CAPITAL     RESTRICTED     FOR SALE      ESOP           PLANS          EQUITY

BALANCE  JULY 1, 1995     513,423   $5,134   $4,602,678  $6,299,468    ($9,433)    ($206,114)     ($76,500)       $10,615,233

NET INCOME                    -        -           -       $828,088         -             -            -              828,088

COMPENSATION RELATED TO
MANAGEMENT RECOGNITION
        PLANS                 -        -           -           -            -             -        $38,250             38,250

COMPENSATION RELATED TO
EMPLOYEE STOCK OWNERSHIP
    PLAN                      -        -           -           -            -         33,078           -               33,078

CHANGE IN UNREALIZED
 LOSS ON INVESTMENT
 SECURITIES-AVAILABLE
 FOR SALE, net of tax         -        -           -           -         $6,805            -           -                6,805

                         _________   ________  _________  __________  _____________  ____________  __________    ______________
BALANCE
MARCH   31, 1996          513,423   $5,134   $4,602,678  $7,127,556    ($2,628)    ($173,036)     ($38,250)       $11,521,454

                      SEE   NOTES   TO   CONSOLIDATED   FINANCIAL   STATEMENTS.

              SENTINEL FINANCIAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      NINE MONTHS ENDED
                                                           MARCH  31
                                                          (Unaudited)
                                                     1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                         $828,088      $430,967
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
AMORTIZATION OF PREMIUMS AND DISCOUNTS
 ON MORTGAGE-RELATED BACKED SECURITIES AND
 INVESTMENT SECURITIES, NET                         276,777       245,582
CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                   0       (27,000)
NET LOAN ORIGINATION FEES CAPITALIZED                97,946        15,288
AMORTIZATION OF NET DEFERRED LOAN
  ORIGINATION FEES                                 (148,641)      (14,384)
GAIN ON SALE OF LOANS HELD FOR SALE, NET           (117,262)      (12,135)
DEPRECIATION                                         91,209        86,753
LOCOM ADJUSTMENT ON PREMISES AND EQUIPMENT          242,000             0
AMORTIZATION OF UNEARNED COMPENSATION
 EXPENSE RELATED
   TO MANAGEMENT RECOGNITION PLANS                   38,250        38,250
COMPENSATION EXPENSE RELATED TO ESOP                 33,078             0
ORIGINATION OF LOANS HELD FOR SALE              (10,180,367)   (1,709,668)
PROCEEDS FROM SALE OF LOANS HELD FOR SALE        10,153,402     1,437,478
PROVISION FOR DEFERRED INCOME TAXES                       0             0
CHANGES IN:
          ACCRUED INTEREST RECEIVABLE                56,405       (40,381)
          OTHER ASSETS                              109,568       (103,450)
          INCOME TAXES PAYABLE                     (719,081)        (8,830)
          ACCRUED AND OTHER LIABILITIES             (70,973)         5,332
          OTHER, NET                                (37,200)       105,330

NET CASH PROVIDED BY OPERATING ACTIVITIES           653,199        449,132

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM MATURITIES OF INVESTMENT
    SECURITIES                                      500,000              0
PRINCIPAL COLLECTED ON MORTGAGE-
  RELATED SECURITIES                             13,238,870     11,491,949
PURCHASES OF MORTGAGE-RELATED SECURITIES                  0     (9,999,383)
PRINCIPAL COLLECTED ON LOANS
   RECEIVABLE, NET OF LOAN ORIGINATION             (196,938)    (4,009,647)
PURCHASES OF PREMISES AND EQUIPMENT                (320,665)       (62,283)
PROCEEDS FROM SALES OF REAL ESTATE OWNED                  0        109,882

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                           13,221,267     (2,469,482)

                                     -6-
CASH FLOWS FROM FINANCING ACTIVITIES:
INTEREST CREDITED                                 3,876,907      3,821,616
PAYMENTS FOR DEPOSITS, NET                       (4,758,166)    (7,585,122)

NET DECREASE IN ADVANCE PAYMENTS BY
 BORROWERS FOR TAXES AND INSURANCE                 (573,514)      (334,260)

PROCEEDS FROM ADVANCES FROM FEDERAL
   HOME LOAN BANK                                24,050,000     45,535,500

REPAYMENTS ON ADVANCES FROM
   FEDERAL HOME LOAN BANK                       (35,900,000)   (35,735,500)
PRINCIPAL COLLECTED ON NOTE RECEIVABLE
   FROM ESOP                                              0         22,525

NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                     (13,304,773)     5,724,759

INCREASE IN CASH AND CASH EQUIVALENTS               569,693      3,704,409

CASH AND CASH EQUIVALENTS:
 BEGINNING OF PERIOD                              3,748,119      1,824,949

END OF PERIOD                                    $4,317,812     $5,529,358

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
INCOME TAX PAYMENTS                                $192,653       $110,938

INTEREST PAYMENTS                                $3,811,149      $3,821,616

LOANS TRANSFERRED TO REAL ESTATE OWNED                   $0        $272,192

TRANSFERS OF LOANS RECEIVABLE TO
  ASSETS HELD FOR SALE                             $799,991         $77,600

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

CHANGE IN UNREALIZED LOSS ON
  INVESTMENTS                                      $10,311        ($18,963)

                               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  SENTINEL FINANCIAL CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1.  Organization

The Consolidated Financial Statements include the accounts of the Registrant, Sentinel Financial Corporation (the Company), and its wholly-owned subsidiary, Sentinel Federal Savings and Loan Association of Kansas City, (the Association). All significant intercompany accounts and transactions have been eliminated in consolidation.

Sentinel Financial Corporation was organized on September 29, 1993 for the purpose of serving as a holding company by acquiring all of the capital stock of the Association upon its conversion from a mutual to a stock savings and loan. The Company did not engage in any significant business activities from the time of its organization (September 29, 1993) through the completion of the Association's mutual to stock conversion (January
1994) at which time it acquired all of the capital stock of the Association.

Sentinel Financial Corporation concurrently completed an initial public offering of its common stock, the proceeds of which were substantially utilized to acquire all the capital stock issued by the Association in connection with its mutual to stock conversion.

The conversion of the Association from the mutual to stock form of organization, which was completed on January 7, 1994, did not result in any intangible assets, including goodwill. Sentinel Financial Corporation's acquisition of the Association, which was completed on January 7, 1994, is accounted for at historical cost, in a manner similar to the "pooling-of-interest" method of accounting for business combinations. The application of the "pooling-of-interest" accounting method records the assets and liabilities of the merged companies on a historical cost basis. Therefore, intangible assets, including goodwill, were not recorded as a result of this transaction.

The Company's loan to the ESOP is reflected as a reduction of stockholders' equity and will be reduced as principal repayment of the loan is made. The loan is to be repaid in seven equal annual installments. The Company is expected to make discretionary contributions to the ESOP in at least an amount equal to the principal and interest payments on the associated loan. Such contributions will be reflected as employee compensation expense.

The restricted stock awards to the management recognition plans is considered unearned compensation and is deducted from stockholders' equity. The awards vest ratably over a three year period and will result in a charge to compensation expense ratably over the vesting period and a corresponding reduction of the charge against stockholders' equity.

                                     -8-
2.  Basis of Presentation

The Consolidated Balance Sheet as of March 31, 1996, the Consolidated Statements of Operations for the three and nine month periods ending March 31, 1996 and 1995, and the Consolidated Statements of Cash Flows for the nine month periods ended March 31, 1996 and 1995 have been prepared by the Company, without audit, and therefore do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these Consolidated Financial Statements be read in conjunction with the June 30, 1995 Financial Statements and notes thereto included with the Company's Annual Report to Stockholders. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire year.

II.  Earnings Per Share

Earnings per share for the period ended March 31, 1996 has been calculated based on the weighted average number of shares outstanding during the period.

3.  Statement of Financial Accounting Standards No. 114 & No. 118

In October, 1994, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures which became effective for the Association beginning July 1, 1995. This Statement amends SFAS No. 114, Accounting by Creditors For Impairment of a Loan, which requires a lender to consider a loan to be impaired if the lender believes it is probable that it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the lender will be required to record a loss valuation allowance equal to the present value of the estimated future cash flows discounted at the loan's effective rate or based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. This accounting change significantly changed the accounting by lenders previously allowed under SFAS No. 15. The imple-mentation of this Statement had no effect on the Association.

4.  Statement of Financial Accounting Standards No. 122

In May 1995, the FASB issue SFAS No. 122, Accounting for Mortgage Servicing Rights, which will become effective for the Company beginning July 1, 1996. This Statement amends SFAS No. 65, Accounting for Certain Mortgage Banking Activities, to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. This Statement requires that a company


                                     -9-
assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Based upon the present status of the Association's servicing portfolio, management believes that the implemen-tation of this Statement will have minimal effect on the Company.


5.  Statement of Financial Accounting Standards No. 123

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" which requires increased disclosure of compen-sation expense arising from both fixed and performance stock compensation plans. Such expense will be measured as the fair value of the award at the date it is granted using an option-pricing model that takes into account the exercise price and expected term of the option, the current price of the underlying stock its expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option. The compensation cost would be recognized over the service period, usually the period from the grant date to the vesting date. SFAS No. 123 encourages rather than requires, companies to adopt a new method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies would be permitted, however, to continue accounting under APB Opinion No. 25 which requires compensation cost for stock based employee compensation plans be recognized based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. The Company will continue to apply APB Opinion No. 25 in its financial statements and will disclose pro forma net income and earnings per share in a footnote to the 1996 annual report, determined as if the Company applied the new method. Management has not yet completed its evaluation of the effect this Statement will have on financial statement disclosures.

6.  Loans Receivable

As of June 30, 1995 loans totaling approximately $14,000, were on nonaccrual status and as of March 31, 1996 there were no loans on non-accrual status. Gross interest income would have been increased by $300 and $0 as of June 30, 1995 and March 31, 1996, respectively, for nonaccrual loans. Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt.

The Association did not engage in any troubled debt restructurings during the year ended June 30, 1995 or the nine months ended March 31, 1996.

At June 30, 1995 and March 31, 1996, the Association has an allowance for loan losses of approximately $318,000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS



General


Sentinel Financial Corporation is a Delaware corporation organized on September 29, 1993. The Holding Company is engaged in the business of directing and planning the activities of Sentinel Federal Savings and Loan Association of Kansas City, (Association) the holding company's wholly-owned subsidiary and primary asset.

The operating results of the Association depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and Federal Home Loan Bank advances.

Merger Announcement

On March 22, 1996, the Company announced the execution of a definitive agreement to merge with Roosevelt Financial Group, Inc., the holding company of Roosevelt Bank (Roosevelt). The transaction will result in the
merger of the Association into Roosevelt Bank.   Roosevelt Bank is a
federal savings bank with an asset base of $ 9 billion. Roosevelt has offices located throughout the state of Missouri with additional locations in Illinois and Kansas. Roosevelt's home office is located in St. Louis, Missouri.

The transaction is intended to be structured as a tax-free reorganization and accounted for utilizing the pooling of interest method. Under the definitive agreement Sentinel Shareholders will receive 1.4231 shares of Roosevelt stock for each share of the Company's common stock. The transaction is subject to Sentinel shareholder approval and approval of the Office of Thrift Supervision.

Merger Related Expenses

During the March quarter the company incurred expenses relating to the evaluation and negotiation of the above noted merger agreement. These expenses included, among others, legal fees of approximately $63,000. The Company consulted with special counsel with respect to legal duties, the terms of the merger agreement and related issues.

Sentinel retained Trident Financial Corporation to act as its financial advisor and to render a fairness opinion in connection with the merger. Fees totaling $35,000 were incurred for Trident's services.



                                     -11-
Provision for Loss on Real Estate Investment

On October 1, 1995 the Company submitted an application to the Office of Thrift Supervision to relocate its North Kansas City office, close the 1001 Walnut Street office and merge its home office functions into the new North Kansas City office. On January 11, 1996, the Association received notification that the Office of Thrift Supervision does not take Supervisory objection to the application. As a result of final OTS approval and the pending closing of the downtown office facility, the Company established a $242,000 loss provision to reflect the difference between the current market value of the 1001 Walnut Street office and the recorded book value.

Income Tax Benefit

During the March quarter, the Company reversed previously established tax accruals relating to the treatment of Net Operating Loss (NOL) carry forwards. The company's 1991-2 tax returns were filed with appropriate notice of the use of these NOLs. As of March 15, 1996 ,the three year statute of limitations expired. As a result of the reversal of previously established tax accruals, the company recorded an after tax benefit of $601,245. The company also recorded a $137,323 increase in interest income to reflect the reversal of previously recorded interest expense related to the NOL treatment.

Provision for Loss Litigation

On September 11, 1995, a former employee of the Company filed a sexual harassment suit against the Company. The Company was notified of the suit during the March quarter. Based on discussions with counsel, a provision of $150,000 was established to provide for anticipated defense costs. While the Company believes that the suit is without merit, the magnitude of the claim could be substantial and the outcome of the litigation cannot be determined at this time.

Liquidity and Capital Resources

Liquidity Resources:

The Association's primary sources of funds are deposits, Federal Home Loan Bank Advances and proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Dependent on the current economic conditions, the Association receives additional funds through unscheduled prepayments of mortgage loans and mortgage-backed securities.

To support the company's liquid asset position, the Association purchases liquidity-qualified instruments as an investment function. These


                                     -12-
instruments may include FDIC insured certificates of deposits, bankers' acceptances and U.S. Government or agency instruments that are liquidity-qualified under OTS regulations.

The primary investing activity of the Association is the origination and purchase of mortgage loans and mortgage-backed securities for investment purposes.

The OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings.
The Association's actual liquidity ratios were 5.14% and 6.71% as of the period ended March 31, 1995 and 1996, respectively. The Association's short-term liquidity ratio was 1.36% and 3.30%, respectively.

Managing the Association's liquidity levels is a daily and a long-term function of the Association and its Asset Liability Committee. Cash flows are monitored by the Association on a regular basis. Cash flow planning is utilized to enhance the Association's earnings where possible. Management maintains that the Association has access to ample funds to meet any unforeseen liquidity needs of the near future.

Capital Resources:

The Association is required to maintain specific amounts of capital. As of March 31, 1996, The Association was in compliance with all regulatory capital requirements which were effective as of such date.

The Association's capital requirements and actual capital under Office of Thrift Supervision (OTS) regulations are as follows as of March 31, 1996. (000's Omitted)
                                        AMOUNT            % OF
                                       _________         ASSETS
                                                        ________
TANGIBLE CAPITAL:
    ACTUAL                               $11,013           7.39%
    REQUIRED                               2,235           1.50%
    EXCESS                                $8,778           5.89%

CORE CAPITAL:
    ACTUAL                               $11,013           7.39%
    REQUIRED                               4,470           3.00%
    EXCESS                                $6,543           4.39%

RISK-BASED CAPITAL:
    ACTUAL                               $11,332          20.01%
    REQUIRED                               4,517           8.00%
    EXCESS                                $6,815          12.01%

Proposed Federal Legislation:

Congress has recently considered various proposals which, if implemented, would have a material effect on financial institutions in general, and the Association in particular. These proposals include, among others: (i) the consolidation of the four Federal banking agencies (the Federal Reserve Board, OTS, FDIC, and the Office of the Comptroller of the Currency), (ii) the imposition of a one-time assessment on all SAIF-member institutions, like the Association and (iii) requiring all thrifts, like the Association, to convert to a national or state bank charter (which may result in adverse income tax consequences if a thrift's bad debt reserve would be required to be recaptured into income). The outcome of these various proposals is uncertain and the Association is unable to determine the extent to which legislation, if enacted, would affect its business.

                  COMPARISON OF OPERATING RESULTS FOR THE
                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

General. The Association's net income for the three months ended March 31, 1996 was $512,171 compared with $136,036 for the three months ended March 31, 1995. The increase is attributed to certain non-recurring items discussed above. Net interest income increased from $749,536 for the three month period ended March 31, 1995 to $957,868 for the three month period ended March 31, 1996.

Net Interest Income. Net interest income for the three month period ended March 31, 1996 was $957,868 representing a 27.79% increase from the period ended March 31, 1995. The increase in net interest income reflects an increase in the Association's net interest income as a percentage of assets from 1.86% for the three month period ending March 31, 1995 to 2.57% for the three month period ended March 31, 1996. The increase in net interest income is primarily attributable to the non-recurring income related to the Net Operating Loss Carry forwards(NOLs) as discussed above. During the period upward repricing yields on adjustable rate loans and a significant reduction in the level of FHLB Advances also contributed to improved core earnings.

Interest Income. Interest income for the three months ended March 31, 1996 was $2.7 million compared with $2.6 million for the three months ended March 31, 1995, representing an increase of $69,832 or 2.66%. The average yield on interest-earning assets increased from 6.92% as of March 31, 1995 to 7.44% as of March 31, 1996.

The Association's interest on loans receivable increased $177,204 from $1.46 million during the three months ended March 31, 1995 to $1.6 million during the three months ended March 31, 1995. Yield increased during the period from 7.81% in 1995 to 8.13% in 1996.

Interest income on mortgage-backed securities decreased $122,328. The average balance of mortgage-backed securities decreased approximately $15.9 million, in the three months ended March 31, 1996 compared to the three months ended March 31, 1995. The decline in the balance of the Mortgage-backed securities portfolio is the result of normal scheduled amortization and unscheduled prepayments. The Company has not purchased any additional securities during the period. The average yield on mortgage-backed securities increased from 6.1% as of March 31, 1995 to 6.7% as of March 31, 1996. Income from the investment portfolio decreased by $5,225.

Interest Expense.   Interest expense for the three months ended March 31,
1996 was $1.7 million compared with $1.9 million for the three months ended March 31, 1995, representing an decrease of $138,500 or 7.39%. The lower interest expense for the period was the result of lower FHLB Advance balances and the reversal of previous interest expense related to the above discussed NOLs.

Provisions for Loan Losses. Provisions for loan losses are charged to earnings to bring the total loss allowance to a level considered adequate by management. During the period no additional loan loss provisions were established.

Other Income. Other income for the three month period ended March 31, 1996 was $137,676. Gain on assets held for sale was $34,906 for the same period.

Other Expense. Other expenses for the three month period ended March 31, 1996 totaled $1.2 million. Other expenses consisted of compensation related expenses, building and maintenance expenses, federal insurance premiums, audit and OTS examination fees, and other general and administrative expenses.

Other non-reoccurring expenses included during the period are discussed under the Management Discussion and Analysis of Financial Condition and Results of Operations section. These items include Merger Expenses, Provision for Loss on Real Estate Investment and Provision for Loss Legal Expense.

There is currently a disparity in the Federal Insurance Premiums between banks and Savings Institutions (BIF/SAIF). A one time assessment payment to increase SAIFs reserves to $1.25 per $ 100 of deposits will be required by all SAIF - member institutions including the Association. Such assessment is estimated to be between 85 and 90 basis points on the amount of deposits held by each SAIF member institution. Based on the Associations' assessable deposits of $128.3 million, a one time assessment of 90 basis points would require a one-time expense of approximately $710,000 after tax impact.

Income Taxes:   During the period the Company recorded a net tax benefit to reflect the reversal of previous tax accruals noted above. Exclusive of the reversal the effective income tax rate was 38.5%

                  COMPARISON OF OPERATING RESULTS FOR THE
                 NINE MONTHS ENDED MARCH 31, 1996 AND 1995

General. The Association's net income for the nine months ended March 31, 1996 was $828,088 compared with $430,967 for the nine months ended March 31, 1995. The increase was primarily attributable to certain non-reoccurring items as discussed under previous section of this report.
Net interest income rose from $2.2 million for the nine month period ended March 31, 1995 to $2.5 million for the nine month period ended March 31, 1996.

Net Interest Income. Net interest income for the nine month period ended March 31, 1996 was $2.5 million, representing a 13.02% increase from the period ended March 31, 1995. The increase in net interest income reflects an increase in the Association's net interest income as a percentage of assets from 1.86% for the nine month period ending March 31, 1995 to 2.27% for the nine month period ended March 31, 1996. The increase in net interest income is attributable to several factors, including the reversal of previously accrued interest expense related the NOLs. During the period upward repricing yields on adjustable rate loans and mortgage-backed securities contributed to improved net interest income.

Interest Income. Interest income for the nine months ended March 31, 1996 was $8.3 million compared with $7.6 million for the nine months ended March 31, 1995, representing an increase of $685,542 or 9.04%. The average yield on interest-earning assets increased from 6.92% for the nine months ended March 31, 1995 to 7.44% for the nine months ended March 31, 1996.

The Association's interest on loans receivable increased $658,808 during the nine months ended March 31, 1996. Yield increased during the period from 7.81% in 1994 to 8.13% in 1995.

Interest on mortgage-backed securities decreased $9,075. The average balance of mortgage-backed securities decreased approximately $15.9 million, in the nine months ended March 31, 1996 compared to the nine months ended March 31, 1995. The decline in the balance of the mortgage-backed securities portfolio is the result of normal scheduled amortization and unscheduled prepayments. The Company has not purchased any additional securities during the period. The average yield on mortgage-backed securities increased from 6.1% as of March 31, 1995 to 6.7% as of March 31, 1996. Income from the investment portfolio decreased by $15,235.

Interest Expense.   Interest expense for the nine months ended March 31,
1996 was $5.7 million compared with $5.3 million for the nine months ended March 31, 1995, representing an increase of $393,377 or 7.37%. The higher interest expense for the period was the result of higher prevailing interest rates during the period. The degree of the increase in interest expense was muted by the reversal of previously recorded interest expense relating the NOLs.

Provisions for Losses. Provisions for loan losses are charged to earnings to bring the total loss allowance to a level considered adequate by management.

Other Income. Other income for the nine month period ended March 31, 1996 was $373,137. Income from gain on sale of assets held for sale was $117,252.

Other Expense. Other expenses for the nine month period ended March 31, 1996 totaled $2.5 million. Other expenses consisted of compensation related expenses, building and maintenance expenses, federal insurance premiums, audit and OTS examination fees, and other general and administrative expenses.

Other nonrecurring expenses included during the period are discussed under the Management Discussion and Analysis of Financial Condition and Results of Operations section. These items include Merger Expenses, Provision for Loss on Real Estate Investment and Provision for Loss Litigation.


Income Taxes:   During the period the Company recorded a net tax benefit to reflect the reversal of previous tax accruals noted above. Exclusive of the reversal the effective income tax rate was 38.5%

                  SENTINEL FINANCIAL CORPORATION

                             PART II


Item 1.    Legal Proceedings

           See Disclosure on Part I


Item 2.    Changes in Securities

           Not applicable.


Item 3.    Defaults upon Senior Securities

           Not applicable.


Item 4.    Submission of Matters to a Vote of Security Holders

           See proxy card.


Item 5.    Other Information

           Not applicable.


Item 6.    Exhibits and Reports on Form 8-K.

           Registrant filed a report on Form 8-K during the period January 1, 1996 through March 31, 1996.

                  SENTINEL FINANCIAL CORPORATION


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                     Sentinel Financial Corporation
                                              (Registrant)


Date:                        By:
                                  Craig Laemmli
                                  President
                                  Chief Executive Officer



Date:                        By:
                                  John C. Spencer
                                  Executive Vice President